Form 10-K
period 2001-12-31
GMACM HOME LOAN-BACKED TERM NOTES SERIES 2001-HLTV1
filed 2004-03-30
CIK 1284913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2001

                        Commission file number 333-60164

                    RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.
                        GMACM Home Loan Trust 2001-HLTV1

                        State of Incorporation: Delaware
                I.R.S. Employer Identification Number: 41-1955181

                      8400 Normandale Lake Blvd., Suite 250
                          Minneapolis, Minnesota 55437
                                    Telephone

       Securities registered pursuant to Section 12(b) of the Act: None
       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ____ No    X

RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC., GMACM HOME LOAN TRUST 2001-HLTV1

TABLE OF CONTENTS

PART 1                                                                PAGE #

Item 1.           Business                                              3
Item 2.           Properties                                            3
Item 3.           Legal Proceedings                                     3
Item 4.           Submission of Matters to a Vote of Security
                    Holders                                             3

PART II

Item 5.           Market for the Registrant's Common Equity
                    and Related Stockholder Matters                     3

Item 6.           Selected Financial Data                               3
Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 3

Item 7A           Quantitative and Qualitative Disclosures
                    About Market Risk                                   3

Item 8.           Financial Statements and Supplementary
                    Financial Data                                      4

Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                 4

Item 9A.          Controls and Procedures                               4

PART III

Item 10.          Directors and Executive Officers of the Registrant    4
Item 11.          Executive Compensation                                4
Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management                                          4
Item 13.          Certain Relationships and Related Transactions        4
Item 14.          Principal Accountant Fees and Services                4

PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports   5

SIGNATURES                                                              6

EXHIBITS
      Exhibit 31   -    Rule 13a-14(a)/15d-14(a) Certifications
      Exhibit 99.1 -    Annual Statement as to Compliance
      Exhibit 99.2 -    GMAC Mortgage Corporation Independent Auditor's
                        Report on the Uniform Single Audit Program for
                        Mortgage Bankers

PART I

Item 1.           Business

      Information not provided pursuant to no action request.

Item 2.           Properties

      Pursuant to no action request, GMAC Mortgage Corporation's (the
      "Servicer") Annual Statement as to Compliance, dated March 31,
      2002 is filed as Exhibit 99.1 under Item 15(a) hereof.

Item 3.           Legal Proceedings

      There are no material pending legal proceedings related to any series of Securities that involve the Trustee, Custodian, the Servicer or the
      Registrant with respect to any such series.

Item 4.           Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of Security Holders.

PART II

Item 5.           Market for the Registrant's Common Equity and Related
Matters.

(a) There is no established public trading market for the Securities.

            As of December 31, 2001 the number of holders of record for each outstanding series of Securities is as set forth below.

                        Series 2001-HLTV1 Class A-I-1: 1
                        Series 2001-HLTV1 Class A-I-2: 1
                        Series 2001-HLTV1 Class A-I-3: 1
                        Series 2001-HLTV1 Class A-I-4: 1
                        Series 2001-HLTV1 Class A-I-5: 1
                        Series 2001-HLTV1 Class A-I-6: 1
                        Series 2001-HLTV1 Class A-I-7: 1
                         Series 2001-HLTV1 Class A-II: 1

            The remaining information is not provided pursuant to no action request.

(b) Not applicable.

(c) Not applicable.

Item 6.           Selected Financial Data

      Information not provided pursuant to no action request.

Item 7.           Management's Discussion and Analysis of Financial Condition
and Results of Operations.

      Information not provided pursuant to no action request.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.

Item 8.           Financial Statements and Supplementary Financial Data

      See the Servicer's Annual Statement of Compliance that is filed as Exhibit
      99.1 under Item 15(a) hereof; see also report dated March 7, 2002 prepared by the Servicer's independent accountant, concerning the Servicer's servicing activities that is filed as Exhibit 99.2 under Item 15(a)
      hereof.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.          Controls and Procedures.

      Not applicable.

PART III

Item 10.          Directors and Executive Officers of the Registrant

      Information not provided pursuant to no action request.

Item 11.          Executive Compensation

      Information not provided pursuant to no action request.

Item 12.          Security Ownership of Certain Beneficial Owners and
Management

      Information required by Item 201(d) of Regulation S-K is not applicable.
      Remaining information not provided pursuant to no action request.

Item 13.          Certain Relationships and Related Transactions

      Information not provided pursuant to no action request.

Item 14.          Principal Accountant Fees and Services.

      Not applicable.

PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form
8-K

(a) Exhibit #

      Rule 13a-14(a)/15d-14(a) Certifications                     31

      Officer's Annual Compliance Statements                      99.1
      GMAC Mortgage Corporation

      GMAC Mortgage Corporation's Independent Auditor's           99.2
      Report on the Uniform Single Audit Program for Mortgage
      Bankers

      Audited financial statements for the year ended December 31, 2001 for
      Ambac Financial Group, Inc.*

(b) Information not provided pursuant to no action request. (c) Information not provided pursuant to no action request. (d) Information not provided pursuant to no action request.

--------------------------

      *Incorporated by reference to the audited financial statements of Ambac
      Financial Group, Inc. filed with the Securities and Exchange Commission on
      March 26, 2002 as a part of its Annual Report on Form 10-K (Commission
      File # 001-10777) for the twelve-month period ended December 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, as of the 31st day of
March, 2002.

GMACM HOME LOAN TRUST 2001-HLTV1

      By:     GMAC Mortgage Corporation, as Servicer

      By:     /s/ William J. Maguire
      Name:   William J. Maguire
      Title:  Senior Vice President

                                   Exhibit 31

                                  CERTIFICATION

      I, William J. Maguire, certify that:

      1. I have reviewed this annual report on Form 10-K, and all reports on
Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM Home Loan
Trust 2001-HLTV1.

      2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

      3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

      4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

      5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or
similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date as of March 31, 2002

/s/ William J. Maguire
William J. Maguire
Senior Vice President